Form 10-Q
period 2014-08-31
HempAmericana, Inc.
filed 2014-10-20
CIK 1602929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55266

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

[X ]Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 20, 2014: 11,860,840 shares of common stock.

HEMPAMERICANA, INC.

 INDEX

 PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1

Condensed Balance Sheets at August 31, 2014 (unaudited) and February 28, 2014		F1

Condensed Statements of Operations for the Three Months and Six Months ended August 31, 2014 (unaudited)		F2

Condensed Statements of Cash Flows for the Six Months ended August 31, 2014 and 2013 (unaudited)		F3

Notes to Unaudited Financial Statements		F4

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4

ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	4

ITEM 1A	RISK FACTORS	4

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	4

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	4

ITEM 4	REMOVED AND RESERVED	5

ITEM 5	OTHER INFORMATION	5

ITEM 6	EXHIBITS	5

SIGNATURES		5

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

HEMPAMERICANA, INC.

CONDENSED BALANCE SHEETS

	As of August 31, 2014 (unaudited)	As of February 28, 2014
ASSETS
Current Assets
Cash	$14,189	$100

Total Current Assets	$14,189	$100

TOTAL ASSETS	$14,189	$100

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities

Accounts payable-Related party	$0	$480
Accounts payable	4,515	--
Total Current Liabilities	4,515	480

TOTAL LIABILITIES	4,515	480

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—

Common stock ($.001 par value, 1,000,000,000 shares authorized, 81,860,840 shares issued and outstanding as of August 31, 2014 and and 40,000,000 as of February 28, 2014)	81,860	40,000
Additional paid-in capital	(9,239)	(40,000)
Retained Deficit	(61,820)	(380)

Total Stockholders’ Equity (Deficit)	9,674	(380)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$14,189	$100

See Accompanying Notes to Unaudited Financial Statements

-F1-

 HEMPAMERICANA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31, 2014	Six Months Ended August 31, 2014
General & Administrative Expenses	$18,340	$61,440
Total General & Administrative expenses	$18,340	$61,440

Net Loss	$(18,340)	$(61,440)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	80,861,483	68,354,655

See Accompanying Notes to Unaudited Financial Statements

-F2-

HEMPAMERICANA, INC..

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended August 31, 2014	For the Six Months Ended August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(61,440)	$—
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to Officers for services rendered	53,460	—
Changes in current assets and liabilities:
Accounts Payable Related Party	(480)
Accounts Payable	4515
Net cash (used in) operating activities	(3,945)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions by owners	3,000	—
Proceeds from Sale of Common Stock	15,034
Net Cash Provided by Financing Activities	18,034	—

Cash at beginning	2,000	—
Cash at period end	14,189	—

NONCASH FINANCING AND INVESTING INFORMATION:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

See Accompanying Notes to Unaudited Condensed Financial Statements

-F3-

HEMPAMERICANA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014

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

The results of operations for the six month period ended August 31, 2014 are not necessarily indicative of the results for the full fiscal year ending February 28, 2014.

In the quarter ended August 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

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

NOTE 3—STOCKHOLDER EQUITY

On August 19, 2014 the Company issued 108,000 shares of restricted common stock to Nieves Rosillo for services rendered to the Company as Secretary. No monies were paid for the shares but the value of the shares is estimated at $12,960 at a price of $.12 per share of common stock.

During the months of July and August 2014 the Company sold 1,252,840 shares of free trading common stock. The Company received a total of $15,034 from the sale of this common stock.

NOTE 4— RELATED-PARTY TRANSACTIONS

Accounts payable

At August 31, 2014 and February 28, 2014 the company had a related-party payable in the amount of $0 and $480 to its sole officer and director.

Other

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek office space. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

NOTE 5 —SUBSEQUENT EVENTS

On September 18, 2014, at a meeting of our company’s board of directors, and majority shareholders, a resolution was approved to effect the following:

1.) That Salvador Rosillo, the Company’s President, CEO and Director, and Elad Properties Enterprise Corp. will cancel Thirty Five Million Shares (35,000,000) respectively, for a total of approximately Seventy Million Shares (70,000,000), and return these shares to the Company Treasury.

Before this cancelation Salvador Rosillo owned and controlled Forty Million (40,000,000) common shares of restricted stock and Elad Properties Enterprise Corp. owned Forty Million (40,000,000) common shares of restricted stock.

As a result of this Motion Salvador Rosillo and Elad Properties Enterprise Cop. each cancelled Thirty Five Million (35,000,000) common shares of restricted stock and now each beneficially own and control Five Million (5,000,000) common shares of restricted stock. As a result of this motion Seventy Million (70,000,000) shares of common restricted stock total has been canceled and returned to the Company Treasury.

2.) A forward stock split at a ratio of Ten to One (10:1) for the shares owned by all current stockholders and the subsequent cancellation of all shares generated via this stock split for Salvador Rosillo, Elad Properties Enterprise Corp., Nieves Rosillo and ETN Services, LLC. The forward stock split and cancellation of shares was approved.

(The ratio of 10:1 signifies that every one share will become 10 shares); all share and per share amounts have been restated from the first day of the first period presented.

The total outstanding shares of the Company following both events is 11,860,840 shares of common stock. The shares held by non-affiliates is now currently 1,252,840. Elad Properties Enterprise Corp and Salvador Rosillo hold 5,000,000 shares each. ETN Services, LLC holds 500,000 shares and Nieves Rosillo holds 108,000 shares. These shares all represent our common stock.

-F4-

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

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of August 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of August 31, 2014 and February 28, 2014.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended August 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2014 the Company issued 108,000 shares of restricted common stock to Nieves Rosillo for services rendered to the Company as Secretary.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 10, 2014. (1)

3.2	By-laws. (1)

23.1	Consent of Independent Registered Public Accounting Firm (2)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended August 31, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 7, 2014, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HempAmericana, Inc.

(Registrant)

By: /s/ Salvador Rosillo

Principal Executive Officer

Principal Financial Officer

Dated: October 20, 2014