Form 10-Q
period 2014-11-30
HempAmericana, Inc.
filed 2015-01-20
CIK 1602929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55266

HempAmericana, Inc.

(Exact name of registrant as specified in its charter)

(Pink Sheets: HMPQ)

Delaware	46-4816984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 Reade Street, Suite 4FW New York City, NY	10007
(Address of principal executive offices)	(Zip Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 3 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 20, 2015: 11,860,840 shares of common stock.

HEMPAMERICANA, INC.

 INDEX

 PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

HEMPAMERICANA, INC.

CONDENSED BALANCE SHEETS

	As of November 30, 2014 (unaudited)	As of February 28, 2014
ASSETS
Current Assets
Cash	$24,467	$100
Inventory	$4,336	$100

Total Current Assets	$28,803	$100

TOTAL ASSETS	$28,803	$100

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities

Accounts payable- Related party	$0	$480
Accounts payable	-	-
Total Current Liabilities	0	480

TOTAL LIABILITIES	0	480

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-

Common stock ($.001 par value, 1,000,000,000 shares authorized, 11,860,840 shares issued and outstanding as of November 30, 2014 and and 40,000,000 as of February 28, 2014)	11,861	40,000
Additional paid-in capital	84,525	(40,000)
Retained Deficit	(67,583)	(380)

Total Stockholders’ Equity (Deficit)	28,803	(380)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$28,803	$100

See Accompanying Notes to Unaudited Financial Statements

-F1-

 HEMPAMERICANA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30, 2014	Nine Months Ended November 30, 2014
Revenue	$1,200	$1,200

Cost of Revenues	$864	$864

Gross Profit	$336	$336

General & Administrative Expenses	$6,099	$14,079

Share-based Comp. - Non Cash	-	53,460
Total General & Administrative expenses	$6,099	$67,539

Net Loss	$(5,763)	$(67,203)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,860,840	80,861,483

See Accompanying Notes to Unaudited Financial Statements

-F2-

HEMPAMERICANA, INC..

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended November 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(67,203)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to Officers for services rendered	53,460
Changes in current assets and liabilities:
Inventory	(4,336)
Accounts Payable – related party	(480)
Net cash (used in) operating activities	(18,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions by owners	27,892
Proceeds from Sale of Common Stock	15,034
Net Cash Provided by Financing Activities	42,926

Net change in cash	24,367
Cash at beginning	100
Cash at period end	24,467

NONCASH FINANCING AND INVESTING INFORMATION:
Cancellation of common stock	68,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—

Income taxes paid	$—

See Accompanying Notes to Unaudited Condensed Financial Statements

-F3-

HEMPAMERICANA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2014

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS AND Basis of presentation

HempAmericana, Inc. (the “Company”) is a growth company that researches, develops and sells products made of industrial hemp. In essence anything that can be made with plastic can be made with industrial hemp and HempAmericana plans to fill the growing need and demand for hemp based products within the United States. The Company was incorporated under the laws of the State of Delaware on February 10, 2014.

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

The results of operations for the nine month period ended November 30, 2014 are not necessarily indicative of the results for the full fiscal year ending February 28, 2015.

In the quarter ended November 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

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

The total outstanding shares of the Company following both events is 11,860,840 shares of common stock. The shares held by non-affiliates excluding ETN Services LLC is now currently 1,252,840. Elad Properties Enterprise Corp and Salvador Rosillo hold 5,000,000 shares each. ETN Services, LLC holds 500,000 shares and Nieves Rosillo holds 108,000 shares. These shares all represent our common stock.

For the nine month period ended November 30, 2014 the Company’s CEO and Director has made owner contributions to the Company in the amount of $27,892.

NOTE 4— RELATED-PARTY TRANSACTIONS

Accounts payable

At November 30, 2014 and February 28, 2014 the company had a related-party payable in the amount of $0 and $480 to its sole officer and director.

Other

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize sufficient and consistent income, we will not seek office space. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

NOTE 5 —SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The company has plans to further develop its product line by acquiring additional hemp-based products as well as various promotional material to spread awareness of HempAmericana to a larger audience. In addition to the HempAmericana mugs currently available the company has begun preliminary plans to add other promotional material such as company shirts, pens, hats, etc. Our line of hemp-based products will continue to diversify and expand, and the Company intends to seek out arrangements with large nationwide companies who we hope will stock HempAmericana products throughout their stores. Currently our primary hemp based product is HempAmericana rolling paper which we hope to have stocked in tobacco stores and gas stations nationwide.

At this time we have realized revenue in the amount of $1,200. Our cash assets are currently $24,267 however, we will seek additional sources of financing to expand our operations as detailed above. At this time we are investigating potential means and opportunities to launch are hemp based rolling papers into nationally recognized chains however, our limited operations and capital may pose several challenges if is even possible at all to get our products in stores nationwide. Based on our current funds we do not have the financial means to market our products to a large audience. We may be forced to rely on the services and contributions of our CEO and Director Salvador Rosillo for additional financing, but he has no current obligation to do so.

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of November 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of November 30, 2014 and February 28, 2014.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended November 30, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2014 the Company issued 108,000 shares of restricted common stock to Nieves Rosillo for services rendered to the Company as Secretary.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 10, 2014. (1)

3.2	By-laws. (1)

23.1	Consent of Independent Registered Public Accounting Firm (2)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended November 30, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 7, 2014, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HempAmericana, Inc.

(Registrant)

By: /s/ Salvador Rosillo

Principal Executive Officer

Principal Financial Officer

Dated: January 20, 2015